Form 10-Q
period 1996-09-07
FF HOLDINGS CORP
filed 1996-10-21
CIK 838448

THIS REPORT HAS BEEN FILED WITH THE SECURITIES
                        AND EXCHANGE COMMISSION VIA EDGAR

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Fiscal Quarter Ended   September 7, 1996          Commission File Numbers       33-54928
                           -------------------                                  --------------



                             FF HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)




           DELAWARE                             23-2506294
(State or other jurisdiction of        I.R.S. Employer Identification No.)
incorporation or organization)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                           Outstanding shares at October 21, 1996
--------------------------------------------------   --------------------------------------
Class A common stock, par value $.01 per share                            41,480
Class B common stock, par value $.01 per share                         2,458,520
Class C common stock, par value $.01 per share                                 1

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                     Index to Quarterly Report on Form 10-Q

                                                                                                       Page

Part I.  Financial Information:

  Item 1.  Unaudited Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets -
      December 30, 1995 and September 7, 1996                                                           1

    Condensed Consolidated Statements of Loss
      - 12 weeks ended September 9, 1995 and September 7, 1996
      36 weeks ended September 9, 1995 and September 7, 1996                                            3

    Condensed Consolidated Statement of Stockholders' Deficit -
      36 weeks ended September 7, 1996                                                                  4

    Condensed Consolidated Statements of Cash Flows -
      36 weeks ended September 9, 1995 and September 7, 1996                                            5

    Note to Condensed Consolidated Financial Statements                                                 7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                                                 8

Part II.  Other Information

  Item 6.    Exhibit and Reports on Form 8-K

             (a) The Exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-Q
                 and such Index to Exhibits is incorporated herein by reference.                       10

             (b) Reports on Form 8-K:  None



                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                   December 30,            September 7,
            Assets                                                                     1995                  1996
            ------                                                                --------------            --------
Current assets:
  Cash                                                                              $  2,322,320          $  1,249,669
  Accounts receivable, net of
    allowance for doubtful accounts
    of $491,330 at December 30, 1995 and
    $587,492 at September 7, 1996                                                     16,789,683            15,649,390
  Merchandise inventories:
     Assuming the first-in, first-out method                                          56,700,404            50,467,902
     Less adjustment to the last-in, first-out method                                  3,036,896             3,313,196
                                                                                     -----------          ------------

                                                                                      53,663,508            47,154,706
                                                                                     -----------          ------------

  Prepaid expenses and other current assets                                            2,083,743             3,091,675
                                                                                     -----------          ------------

       Total current assets                                                           74,859,254            67,145,440
                                                                                    ------------          ------------

Assets held for sale                                                                   6,220,362             5,705,029

Property and equipment:
  Land                                                                                10,627,356            10,627,365
  Buildings                                                                           64,835,421            67,672,761
  Leasehold improvements                                                              32,016,115            35,758,671
  Fixtures and equipment                                                              82,743,500            90,442,731
  Transportation equipment                                                               628,072               587,492
  Construction in progress                                                               348,932               131,615
                                                                                   -------------          ------------
                                                                                     191,199,396           205,220,635
  Less accumulated depreciation and amortization                                      85,264,691            92,326,401
                                                                                    ------------          ------------

       Net property and equipment                                                    105,934,705           112,894,234
                                                                                     -----------           -----------

Favorable lease rights, net of accumulated
  amortization of $6,398,657 at December 30, 1995
  and $7,010,613 at September 7, 1996                                                  4,519,402             3,907,443
Goodwill, net of accumulated amortization of
  $994,136 at December 30, 1995 and $1,932,040 at
  September 7, 1996                                                                    8,567,662             7,644,494
Deferred financing costs, net of accumulated
  amortization of $4,393,934 at December 30, 1995
  and $5,785,317 at September 7, 1996                                                  8,853,224             8,079,397
Other, net                                                                             1,144,005               501,277
                                                                                    ------------          ------------
                                                                                    $210,098,614          $205,877,314
                                                                                     ===========           ===========

                                                                (continued)

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                                  (Unaudited)

       Liabilities and Stockholders' Deficit                                    December 30,               September 7,
                                                                                     1995                       1996
Current liabilities:
  Current installments of notes payable                                           $  1,183,073           $  1,043,461
  Current installments of obligations under capital leases                           1,858,914              2,556,027
  Trade accounts payable                                                            32,900,110             33,110,154
  Accrued expenses:
     Licenses and other taxes                                                        6,110,228              5,779,661
     Interest                                                                        9,670,600             16,642,504
     Insurance claims                                                                3,669,027              3,903,776
     Other                                                                           7,674,987              6,617,892
                                                                                  ------------          -------------

           Total accrued expenses                                                   27,124,842             32,943,833
                                                                                  ------------           ------------
  Accrued costs relating to closed stores, current portion                           1,965,073              1,713,268
                                                                                  ------------          -------------

           Total current liabilities                                                65,032,012             71,366,743
                                                                                  ------------           ------------

Long-term debt, excluding current installments:
  Revolving credit facility                                                         12,169,258             17,041,097
  Notes payable                                                                      1,751,721              1,022,200
  Obligations under capital leases                                                  31,617,554             33,821,538
  12.25% senior notes                                                              165,000,000            165,000,000
  12.25% senior notes, series A                                                     37,337,873             37,158,610
  14.25% senior notes                                                               74,348,357             79,751,955
  Convertible subordinated debentures                                                9,322,398              5,796,950
                                                                                  ------------           ------------

           Total long-term debt                                                    331,547,161            339,592,350
                                                                                   -----------            -----------

Accrued costs relating to closed stores, excluding current portion                   7,969,459              6,779,872
Deferred credits and other liabilities                                               4,356,659              3,661,690
                                                                                  ------------           ------------

           Total liabilities                                                       408,905,291            421,400,655
                                                                                   -----------            -----------

14.25% cumulative preferred stock, authorized 700,000 shares; issued 191,679 shares; stated at liquidation value of $100 per share plus accrued
  and unpaid dividends                                                              30,000,043             32,960,541

Stockholders' deficit:
  Class A common stock of $.01 par value; authorized
     2,500,000 shares; issued 41,480 shares                                                415                    415
  Class B common stock of $.01 par value; authorized
     3,500,000 shares; issued 2,458,520 shares                                          24,585                 24,585
  Class C common stock of $.01 par value, authorized
     and issued 1 share                                                                    -                     -
  Additional paid-in capital                                                        10,975,050             10,975,050
  Accumulated deficit                                                             (238,492,733)          (258,169,895)
  Stockholder loans                                                                 (1,314,037)            (1,314,037)
                                                                                  ------------           ------------

           Total stockholders' deficit                                            (228,806,720)          (248,483,882)
Commitments and contingencies

                                                                                  $210,098,614           $205,877,314
                                                                                   ===========            ===========

See accompanying note to condensed consolidated financial statements.







                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Loss
           12 Weeks Ended September 9, 1995 and September 7, 1996 and
             36 Weeks Ended September 9, 1995 and September 7, 1996
                                  (Unaudited)


                                                             12 weeks ended                         36 weeks ended
                                                    September 9,         September 7,        September 9,          September 7,
                                                        1995                  1996                1995                1996
                                                  -----------------    -----------------    ----------------       -----------
Sales                                                 $ 215,894,626        $ 180,581,478       $638,809,727        $539,568,127

Cost of sales                                           165,417,676          139,406,428        487,906,686         414,371,763
                                                        -----------          -----------        -----------         -----------

     Gross profit                                        50,476,950           41,175,050        150,903,041         125,196,364

Selling, general and
   administrative expenses                              (45,440,678)         (36,965,388)      (134,690,935)       (110,397,307)

Interest expense                                        (10,752,852)         (10,679,035)       (31,501,385)        (31,553,453)

Gain (loss) on disposition of
   property and equipment                                    14,192             (153,910)            14,192            (251,239)

Other, net                                                    3,229              228,528              6,536             288,971
                                                       ------------         ------------       ------------         -----------

      Net loss                                           (5,699,159)          (6,394,755)       (15,268,551)        (16,716,664)

Dividends on cumulative preferred stock                    (877,718)          (1,007,248)        (2,601,191)         (2,960,498)
                                                        -----------          -----------        -----------         -----------

     Net loss to common stockholders                  $  (6,576,877)       $  (7,402,003)     $ (17,869,742)      $ (19,677,162)
                                                        ===========          ===========        ===========         ===========


See accompanying note to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Deficit
                        36 Weeks Ended September 7, 1996
                                  (Unaudited)


                                       Common stock                         Additional                                  Total
                       Class A            Class B             Class C         Paid-in     Accumulated   Stockholder  Stockholders'
                    Shares Amount    Shares    Amount     Shares  Amount      Capital       Deficit        Loans        Deficit
Balance at
  December 30,
  1995             41,480  $  415   2,458,520  $24,585      1   $  -       10,975,050  (238,492,733)   (1,314,037)  (228,806,720)

Net loss           -         -              -        -      -      -             -      (16,716,664)         -       (16,716,664)

Preferred stock
  dividends        -          -             -        -      -      -             -       (2,960,498)         -        (2,960,498)
                 -----------------------------------------------------------------------------------------------------------------

Balance at
  September 7,
  1996             41,480  $  415   2,458,520   $24,585     1   $  -       10,975,050  (258,169,895)   (1,314,037)  (248,483,882)
                 ========   =====  ==========   =======  ======= =====    ===========  ============  =============   ============


     See accompanying note to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                  36 Weeks Ended
                                                                                        September 9,          September 7,
                                                                                            1995                  1996
Cash flows from operating activities:
  Net loss                                                                            $  (15,268,551)       $  (16,716,664)
                                                                                       -------------         -------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                         15,764,759            14,002,887
    Additional 14.25% senior notes issued in lieu of interest                              4,677,702             5,368,021
    Gain (loss) on sale of property and equipment                                            (14,192)              251,239
    Gain on conversion of convertible subordinated debentures                                   -                 (269,439)
    Amortization of premium on 12.25% senior notes, series A                                (160,440)             (179,263)
    Amortization of discount on 14.25% senior notes                                            8,520                35,577
    LIFO charge to earnings                                                                  540,000               276,300
    Noncash recognition of deferred revenue                                                 (447,966)             (792,581)
    Changes in assets and liabilities that increase (decrease) cash:
       Accounts receivable, net                                                            3,900,440             1,140,293
       Merchandise inventories                                                             3,532,901             4,902,566
       Prepaid expenses and other current assets                                          (1,294,890)           (1,007.932)
       Trade accounts payable                                                             (6,863,947)              210,044
       Accrued expenses                                                                    9,041,194             5,818,991
       Accrued costs relating to closed stores                                            (1,437,484)           (1,441,392)
       Other deferred credits                                                              1,152,528                97,612
       Other, net                                                                           (262,756)              246,199
                                                                                       -------------        --------------

          Total adjustments                                                               28,136,369            28,659,122
                                                                                        ------------         -------------

             Net cash provided by operating activities                                    12,867,818            11,942,458
                                                                                       -------------         -------------

Cash flows from investing activities:
  Acquisitions of property and equipment                                                  (6,588,523)          (16,316,415)
  Proceeds from sale of property and equipment                                                30,969             4,535,822
                                                                                      --------------        --------------

             Net cash used in investing activities                                        (6,557,554)          (11,780,593)
                                                                                       -------------         -------------

Cash flows from financing activities:
  Borrowings under revolving credit facility                                             103,844,491            98,225,233
  Repayments under revolving credit facility                                            (112,878,306)          (93,353,394)
  Repayments of long-term debt                                                            (1,525,146)             (780,351)
  Principal repayments of obligations under capital leases                                (1,386,492)           (1,363,656)
  Payment upon conversion of convertible subordinated debentures                              -                 (3,344,791)
  Payment of refinancing costs                                                                -                   (617,557)
                                                                                  ------------------         -------------

             Net cash used in financing activities                                       (11,945,453)           (1,234,516)
                                                                                        ------------         -------------

Net decrease in cash                                                                      (5,635,189)           (1,072,651)

Cash at beginning of period                                                                6,799,415             2,322,320
                                                                                       -------------         -------------

Cash at end of period                                                                 $    1,164,226        $    1,249,669
                                                                                       =============         =============

                                                                (continued)

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


Supplemental disclosures of cash flow information:

                                                                                        36 Weeks Ended
                                                                               September 9,       September 7,
                                                                                    1995               1996
                                                                               ---------------    ---------
   Cash paid during the period for:

        Interest                                                               $ 20,692,661       $ 19,177,951
                                                                                ===========        ===========

        Income taxes                                                           $       -          $       -
                                                                                ===============    ===========



   During the 36 week periods ended September 9, 1995 and September 7, 1996, the Company entered into capital lease obligations of $1,722,500 and $4,277,847, respectively.





See accompanying note to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
              Note to Condensed Consolidated Financial Statements
                               September 7, 1996
                                  (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors. The following discussion should be read in conjunction with Item 1, unaudited Condensed Consolidated Financial Statements.

Comparison of 12 Weeks and 36 Weeks ended September 7, 1996 with 12 Weeks and 36 Weeks ended September 9, 1995.

Sales. Sales for the 12 week period ended September 7, 1996 decreased 16.4% to $180.6 million from $215.9 million for the comparable period in 1995. For the 36 week period ended September 7, 1996, sales were $539.6 million as compared to $638.8 million for the corresponding period in 1995, a decrease of 15.5%. Same store sales decreased 4.3% for the third quarter 1996 and 0.4% year to date in 1996. This decrease in sales was primarily attributable to the closure of six combination stores primarily in fourth quarter of 1995 and sale of 10 combination stores to Hannaford Bros. in September 1995. The Company's super warehouse stores contributed 32.2% and 29.8% of total sales in the third quarter and year to date 1996, respectively, as compared to 20.4% and 19.4% respectively, in 1995. The Company also sold two combination stores in the second quarter of 1996. The decrease in same store sales was attributable to increased competition in the Company's principal market resulting from the opening of eight new stores.

Cost of Sales. Cost of sales for the 12 week period ended September 7, 1996 totalled $139.4 million, a decrease of $26.0 million or 15.7% from the comparable period in 1995. For the 36 week period ended September 7, 1996, cost of sales totalled $414.4 million, a decrease of $73.5 million or 15.1% from the comparable period in 1995. Cost of sales was 77.2% and 76.8% of sales in the 12 and 36 week periods in 1996, respectively, as compared to 76.6% and 76.4%, respectively, in the corresponding periods in 1995. This increase in cost of sales as a percentage of sales is due to increased volume in the Company's super warehouse stores, as discussed above, which operate at lower margins as compared to the Company's combination stores and promotional markdowns taken in response to the increased competition in the Company's principal market as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1996 and 1995 were $37.0 million and $45.4 million, respectively, a decrease of $8.4 million. These expenses decreased as a percentage of sales to 20.5% in 1996 from 21.0% in 1995. Selling, general and administrative expenses for the 36 week periods ended September 7, 1996 and September 9, 1995 were $110.4 million and $134.7 million, respectively, a decrease of $24.3 million. These expenses decreased as a percentage of sales to 20.5% in 1996 from 21.1% in 1995. The decrease in selling, general and administrative expenses as a percent of sales is primarily attributable to a reduction in advertising expense (0.3%) due to reduced advertising in the Richmond market and increased vendor supported advertising and a decrease in occupancy costs (0.3%) and utilities (0.1%) due to the closure of six stores in the fourth quarter of 1995.

Interest Expense. Interest expense totalled $10.7 million for the 12 week periods ended September 7, 1996, a decrease of $0.1 million from the comparable period in 1995. In the 36 weeks ended September 7, 1996, interest expense totalled $31.6 million, an increase of $0.1 million over the same period in 1995. The increase is attributable to additional 14.25% senior notes issued in lieu of interest. Interest expense was also impacted by a lower average outstanding balance on the Company's revolving credit facility and the conversion of $16.8 million face value of convertible subordinated debentures into $9.0 million in cash during the fourth quarter of 1995 and the first three quarters of 1996.

Liquidity and Capital Resources

Cash flow from operations as well as amounts available under Farm Fresh's revolver represent the Company's primary sources of short-term liquidity. At September 7, 1996, the Company had approximately $23.0 million available under the revolving credit facility subject to certain borrowing base limitations, less $5.3 million reserved for the redemption of the convertible subordinated debentures and $1.1 million reserved as a result of outstanding letters of credit. The Company believes that the revolver, together with cash flow from operations, will provide sufficient financial resources to fund the Company's operations.

Cash flows from the Company's operating, investing and financing activities for the 36 week periods ended September 7, 1996 and September 9, 1995 are disclosed in the accompanying condensed consolidated statements of cash flows. In the 36 weeks ended September 7, 1996, the Company's operating activities generated $11.9 million in cash as compared to the $12.9 million generated in the corresponding period in 1995. This decrease is primarily attributable to decreased depreciation and amortization due to the decreased number of stores. In addition, the Company received $1.3 million in the first quarter 1995 related to a vendor supply contract. These decreases were partially offset by an increase in the Company's noncash working capital and additional 14.25% senior notes issued in lieu of interest.

The Company used $11.8 million in cash in its investing activities year to date of 1996 as compared to the $6.6 million in cash the Company used in the corresponding period in 1995. This increase is attributable to four major store remodeling projects and the opening of a new store in 1996. This increase was partially offset by the sale of three stores.

In the 36 weeks ended September 7, 1996, the Company's financing activities used $1.2 million in cash as compared to $11.9 million used in the corresponding period in 1995. This fluctuation is due to the additional borrowings made under the Company's revolver in 1996 as compared to net repayments made in 1995. The additional borrowings were made to finance capital expenditures as described above and to redeem $6.3 million at face value of the Company's convertible subordinated debentures for $3.3 million in cash.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                               Index to Exhibits

Exhibit No.                                                    Description
      10.1                 Seventh Amendatory Agreement, dated May 15, 1996, by and between
                           Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp.

      10.2                 Eighth Amendatory Agreement, dated March 31, 1996, by and between
                           Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp.

      10.3                 Ninth Amendatory Agreement, dated September 30, 1996, by and between Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp.

      27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                           Commission for information only and not filed.







                                   SIGNATURE


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  FF Holdings Corporation



Date  October 21, 1996                           /s/  Orville R. Crook
    ---------------------                        ------------------------
                                                 Orville R. Crook
                                                 Vice President Finance
                                                 (Principal Accounting Officer)





