Form 10-Q
period 1997-06-14
FF HOLDINGS CORP
filed 1997-07-29
CIK 838448

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Quarter Ended   June 14, 1997              Commission File Number   33-54928
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


                     Class                                 Outstanding shares at July 29, 1997
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

                                                                                                       Page

Part I.  Financial Information:

  Item 1.  Unaudited Condensed Consolidated Financial Statements:

    Unaudited Condensed Consolidated Balance Sheets -
      December 28, 1996 and June 14, 1997                                                                 1

    Unaudited Condensed Consolidated Statements of Loss - 12 weeks ended June
      15, 1996 and June 14, 1997 and
      24 weeks ended June 15, 1996 and June 14, 1997                                                      3

    Unaudited Condensed Consolidated Statement of Stockholders' Deficit -
      24 weeks ended June 14, 1997                                                                        4

    Unaudited Condensed Consolidated Statements of Cash Flows -
      24 weeks ended June 15, 1996 and June 14, 1997                                                      5

    Notes to Unaudited Condensed Consolidated Financial Statements                                        7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                                                   8

Part II.  Other Information                                                                              11


                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                   December 28,             June 14,
            Assets                                                                       1996                1997
            ------                                                                  -----------           -------
Current assets:
  Cash                                                                              $    853,560          $    632,712
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,003,038 at December 28, 1996 and
    $1,044,138 at June 14, 1997                                                       14,792,965            11,581,681
  Merchandise inventories:
     Assuming the first-in, first-out method                                          54,164,510            47,217,985
     Less adjustment to the last-in, first-out method                                  3,355,394             3,540,008
                                                                                     -----------          ------------

                                                                                      50,809,116            43,677,977
                                                                                     -----------          ------------

  Prepaid expenses and other current assets                                            1,355,115             2,976,053
                                                                                     -----------          ------------

       Total current assets                                                           67,810,756            58,868,423
                                                                                    ------------          ------------

Assets held for sale                                                                   9,998,102             7,734,518

Property and equipment:
  Land                                                                                 8,727,365             8,727,365
  Buildings                                                                           62,675,865            66,038,556
  Leasehold improvements                                                              35,955,672            37,616,971
  Fixtures and equipment                                                              87,093,915            91,619,657
  Transportation equipment                                                               608,037               549,257
  Construction in progress                                                               894,515              -
                                                                                   -------------      ---------
                                                                                     195,955,369           204,551,806
  Less accumulated depreciation and amortization                                      91,778,403            98,208,281
                                                                                    ------------          ------------

       Net property and equipment                                                    104,176,966           106,343,525
                                                                                     -----------           -----------

Favorable lease rights, net of accumulated
  amortization of $7,283,859 at December 28, 1996
  and $7,254,959 at June 14, 1997                                                      3,540,441             3,243,061
Goodwill, net of accumulated amortization of
  $2,348,851 at December 28, 1996 and $2,974,068 at
  June 14, 1997                                                                        7,227,683             6,602,466
Deferred financing costs, net of accumulated
  amortization of $6,419,514 at December 28, 1996
  and $7,200,839 at June 14, 1997                                                      7,859,675             7,782,293
Other, net                                                                               175,677               572,456
                                                                                    ------------          ------------

                                                                                    $200,789,300          $191,146,742
                                                                                     ===========           ===========

                                                                                                            (continued)

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)


       Liabilities and Stockholders' Deficit                                       December 28,              June 14,
                                                                                        1996                 1997
                                                                                  -------------          -------------
Current liabilities:
  Current installments of notes payable                                           $    801,467           $    511,777
  Current installments of obligations under capital leases                           3,040,132              3,158,660
  Trade accounts payable                                                            36,149,820             27,729,103
  Accrued expenses:
     Licenses and other taxes                                                        5,407,620              5,140,962
     Interest                                                                       10,261,199              8,795,327
     Insurance claims                                                                4,125,522              6,541,460
     Other                                                                           7,710,665              8,048,248
                                                                                  ------------           ------------

           Total accrued expenses                                                   27,505,006             28,525,997
                                                                                  ------------           ------------
  Accrued costs relating to closed stores, current portion                           1,901,305              1,862,588
                                                                                  ------------          -------------

           Total current liabilities                                                69,397,730             61,788,125
                                                                                  ------------           ------------

Long-term debt, excluding current installments:
  Revolving credit facility                                                         24,289,957             25,606,897
  Notes payable                                                                        919,698                679,772
  Obligations under capital leases                                                  33,958,653             37,529,229
  12.25% senior notes                                                              165,000,000            165,000,000
  12.25% senior notes, series A                                                     37,074,410             36,942,596
  14.25% senior notes                                                               85,524,614             91,723,986
  Convertible subordinated debentures                                                4,380,243              4,236,789
                                                                                  ------------           ------------

           Total long-term debt                                                    351,147,575            361,719,269
                                                                                   -----------            -----------

Accrued costs relating to closed stores                                              7,470,884              6,792,600
Deferred credits and other liabilities                                               3,424,988              3,007,913
                                                                                  ------------           ------------

           Total liabilities                                                       431,441,177            433,307,907
                                                                                   -----------            -----------

14.25% cumulative preferred stock, authorized 700,000 shares; issued 191,679 shares; stated at liquidation value of $100 per share plus accrued
  and unpaid dividends                                                              34,427,346             36,668,851

Stockholders' deficit:
  Class A common stock of $.01 par value; authorized
     2,500,000 shares; issued 41,480 shares                                                415                    415
  Class B common stock of $.01 par value; authorized
     3,500,000 shares; issued 2,458,520 shares                                          24,585                 24,585
  Class C common stock of $.01 par value, authorized
     and issued 1 share                                                                    -                     -
  Additional paid-in capital                                                        10,975,050             10,975,050
  Accumulated deficit                                                             (274,970,333)          (288,721,126)
  Stockholder loans                                                                 (1,108,940)            (1,108,940)
                                                                                  ------------           ------------

           Total stockholders' deficit                                            (265,079,223)          (278,830,016)
Commitments and contingencies

                                                                                  $200,789,300           $191,146,742
                                                                                   ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Loss
               12 Weeks Ended June 15, 1996 and June 14, 1997 and
                 24 Weeks Ended June 15, 1996 and June 14, 1997
                                   (Unaudited)


                                                             12 weeks ended                              24 weeks ended
                                                      June 15,             June 14,                June 15,            June 14,
                                                        1996                  1997                    1996               1997
                                                  -----------------    -----------------       -----------------  ---------------

Sales                                                 $ 180,032,213        $ 161,835,339           $358,986,649        $323,503,009

Cost of sales                                           137,675,308          123,018,453            274,965,335         245,869,439
                                                        -----------          -----------            -----------         -----------

      Gross profit                                       42,356,905           38,816,886             84,021,314          77,633,570

Depreciation and amortization                            (4,541,479)          (4,627,522)            (8,930,543)         (9,138,803)

Other selling, general and
      administrative expenses                           (31,749,820)         (28,679,344)           (64,499,287)        (58,494,075)

Interest expense                                        (10,752,013)         (10,914,956)           (20,874,418)        (21,958,203)

Gain (loss) on disposition of assets                        116,129              122,615                (97,329)            439,652

Other, net                                                   12,189                2,025                 58,354               8,571
                                                        -----------          -----------            -----------         -----------

      Net loss                                           (4,558,089)          (5,280,296)           (10,321,909)        (11,509,288)

Dividends on cumulative preferred stock                  (1,001,529)          (1,162,491)            (1,953,250)         (2,241,505)
                                                        -----------          -----------            -----------         -----------

      Net loss to common stockholders                  $ (5,559,618)        $ (6,442,787)         $ (12,275,159)      $ (13,750,793)
                                                        ===========          ===========           ============        ============







See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Deficit
                          24 Weeks Ended June 14, 1997
                                   (Unaudited)



                                                           Common stock                                Additional       Total
                   Class A            Class B               Class C         Paid-in      Accumulated   Stockholder  Stockholders'
               Shares    Amount     Shares   Amount     Shares  Amount      Capital       Deficit        Loans        Deficit
               ------    ------     -------  ------     ------  ------      -------     ------------   -----------  -------------

Balance at
  December 28,
    1996       41,480  $  415   2,458,520   $24,585      1   $  -       10,975,050  (274,970,333)   (1,108,940)  (265,079,223)

Net loss          -         -          -         -       -      -             -      (11,509,288)         -       (11,509,288)

Preferred
  stock
  dividends       -         -          -         -       -      -             -       (2,241,505)         -        (2,241,505)
               --------------------------------------------------------- ------------------------------------- ------------------

Balance at
  June 14,
  1997         41,480  $  415   2,458,520   $24,585      1   $  -       10,975,050  (288,721,126)   (1,108,940)  (278,830,016)
               ======== =====  ==========    ======  =======  =======  ===========  ============ =============   ============






See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   24 Weeks Ended
                                                                                           June 15,             June 14,
                                                                                             1996                 1997
                                                                                        -------------        ---------
Cash flows from operating activities:
  Net loss                                                                             $ (10,321,909)        $ (11,509,288)
                                                                                        ------------          ------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                          8,930,543             9,138,803
    Additional 14.25% senior notes issued in lieu of interest                              5,368,021             6,160,215
    Loss (gain) on sale of assets                                                             97,329              (439,652)
    Gain on conversion of convertible subordinated debentures                                (58,354)               (6,546)
    Amortization of premium on 12.25% senior notes, series A                                (117,972)             (131,814)
    Amortization of discount on 14.25% senior notes                                           21,889                39,157
    LIFO charge to earnings                                                                  184,200               184,614
    Noncash recognition of deferred revenue                                                 (228,389)             (493,348)
    Changes in assets and liabilities that increase (decrease) cash:
       Accounts receivable, net                                                              709,988             3,211,284
       Merchandise inventories                                                             1,100,724             6,588,866
       Prepaid expenses and other current assets                                          (1,405,032)           (1,620,938)
       Trade accounts payable                                                              3,854,592            (8,420,717)
       Accrued expenses                                                                   (3,402,992)            1,020,991
       Accrued costs relating to closed stores                                              (761,364)             (717,001)
       Deferred credits and other liabilities                                               (177,431)               76,273
       Other, net                                                                            324,955              (119,209)
                                                                                        ------------         -------------

          Total adjustments                                                               14,440,707            14,470,978
                                                                                         -----------           -----------

             Net cash provided by operating activities                                     4,118,798             2,961,690
                                                                                         -----------           -----------

Cash flows from investing activities:
  Acquisitions of property and equipment                                                 (11,783,214)           (4,457,189)
  Proceeds from sale of property and equipment                                             3,199,604             2,777,791
                                                                                         -----------           -----------

             Net cash used in investing activities                                        (8,583,610)           (1,679,398)
                                                                                         -----------           -----------

Cash flows from financing activities:
  Borrowings under revolving credit facility                                              61,365,530            55,196,497
  Repayments under revolving credit facility                                             (54,527,357)          (53,879,557)
  Repayments of long-term debt                                                              (520,723)             (503,454)
  Principal repayments of obligations under capital leases                                  (851,809)           (1,403,012)
  Payment upon conversion of convertible subordinated debentures                            (759,207)             (163,070)
  Payment of financing costs                                                                (617,557)             (750,544)
                                                                                         -----------          ------------

             Net cash provided by (used in) financing activities                           4,088,877            (1,503,140)
                                                                                         -----------           -----------

Net decrease in cash                                                                        (375,935)             (220,848)

Cash at beginning of period                                                                2,322,320               853,560
                                                                                         -----------           -----------

Cash at end of period                                                                   $  1,946,385          $    632,712
                                                                                         ===========           ===========

                                                                                                                (continued)


                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                                                        24 Weeks Ended
                                                                                 June 15,           June 14,
                                                                                   1996               1997
                                                                               -------------      ------------
   Cash paid during the period for:

        Interest                                                               $ 16,490,728       $ 17,224,702
                                                                                ===========        ===========

        Income taxes                                                           $       -          $       -
                                                                               ============       ============


Supplemental information on non cash investing activities:

   During the 24 week period ended June 14, 1997, the Company entered into capital lease obligations of $5,092,116.





See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 14, 1997
                                   (Unaudited)


1.   Nature of Business

     FF Holdings Corporation ("FF Holdings") is the parent of Farm Fresh, Inc. ("Farm Fresh"), a Virginia supermarket chain operating 47 supermarkets (FF Holdings and Farm Fresh collectively the "Company"). FF Holdings has no independent operations from Farm Fresh.

2.   Basis of Presentation

     The condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1996 Form 10-K filed by FF Holdings. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly FF Holdings financial position and results of operations.

3.   Definition of Fiscal Year

     FF Holdings uses a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 which is divided into 13 four-week periods for accounting purposes. Therefore, the first three quarters are comprised of three periods (twelve weeks) and the fourth quarter is comprised of four periods (sixteen weeks). The fiscal year ending January 3, 1998 will have fifty-three weeks of operations with a seventeen week fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FF Holdings Corporation ("FF Holdings") is the parent of Farm Fresh, Inc. ("Farm Fresh"), a Virginia supermarket chain operating 47 supermarkets (FF Holdings and Farm Fresh collectively, the "Company"), FF Holdings has no independent operations from Farm Fresh. All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward looking statements may be identified by the use of words such as "belief," "anticipate," and "expect," and concern, among other things, Farm Fresh's ability to maintain margins by adjusting its selling prices; its ability or inability to make cash dividends to FF Holdings and the consequences associated with such; its short-term business strategy; and its ability to maintain its credit terms with its suppliers. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have material adverse effect on Farm Fresh's business, financial condition and results of operations. These factors include Farm Fresh's dependence on its revolving credit facility, capital expenditure limitations, economic, competitive and other factors affecting Farm Fresh's operations. The following discussion should be read in conjunction with Item 1. Unaudited Condensed Consolidated Financial Statements.

Comparison of 12 Weeks and 24 Weeks ended June 14, 1997 with 12 Weeks and 24 Weeks ended June 15, 1996.

Sales. Sales for the 12 week period ended June 14, 1997 decreased 10.1% to $161.8 million from $180.0 million for the comparable period in 1996. For the 24 week period ended June 14, 1997, sales were $323.5 million compared to $359.0 million for the corresponding period in 1996, a decrease of 9.9%. Same store sales for the second quarter 1997 and year to date 1997 decreased 10.1% and 8.6%, respectively. This decrease in sales was attributable to the closure of four stores since the second quarter of 1996 and the sale of two combination stores in second quarter of 1996. The decrease in sales was partially offset by the opening of two stores operating under the name "3 Stores, 1 Roof", one in June 1996 and one in March 1997. Same store sales declined primarily as a result of the impact of seventeen competitive store openings over the last twelve months.

Cost of Sales. Cost of sales was 76.0% of sales in the 12 and 24 week periods in 1997, respectively, compared to 76.5% and 76.6%, respectively, in the corresponding periods in 1996. This decrease as a percentage of sales was primarily due to improved promotional pricing practices and a shift in the sales mix to higher margin products.

Depreciation and Amortization. Depreciation and amortization for the 12 week period ended June 14, 1997 amounted to $4.6 million, an increase of $0.1 million over the comparable period in 1996. For the 24 week period ended June 14, 1997, depreciation and amortization totalled $9.1 million, an increase of $0.2 million from the comparable period in 1996. This increase was primarily due to five store remodels in 1996.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the second quarter of 1997 and 1996 were $28.7 million, or 17.7% of sales, and $31.7 million, or 17.6% of sales, respectively. Other selling, general and administrative expenses for the 24 week period ended June 14, 1997 were $58.5 million, or 18.1% of sales, as compared to $64.5 million, or 18.0% of sales, for the corresponding period in 1996. The decrease in selling, general and administrative expenses is primarily attributable to the reductions in variable expenses as a result of the decreased sales volume and the reduction in operating and administrative expenses in connection with the Company's short-term strategy implemented in March 1997.

Interest Expense. Interest expense for the 12 week periods ended June 14, 1997 was $10.9 million compared to $10.8 million for the comparable period in 1996. In the 24 weeks ended June 14, 1997, interest expense totalled $22.0 million, an increase of $1.1 million over the same period in 1996. The increase is primarily attributable to a higher average outstanding balance on Farm Fresh's revolving credit facility in the first quarter of 1997 and higher outstanding amount of FF Holdings' 14.25% Senior Notes (the "Holding Company Notes") due to interest paid in additional notes rather than cash.

Gain (Loss) on Disposition of Assets. The Company realized a gain of $0.4 million on the sale of an outparcel and $0.3 million on the sale of a partnership interest during the first two quarters of 1997. The gain was partially offset by the writeoff of leasehold improvements applicable to a closed store. In 1996, the Company recognized a loss of $0.1 million from disposition of assets.

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

Liquidity and Capital Resources

Liquidity

Cash flow from operations as well as amounts available under Farm Fresh's revolving credit facility represent the Company's primary sources of short-term liquidity. At June 14, 1997, Farm Fresh had approximately $14.4 million available under the revolving credit facility subject to certain borrowing base limitations, less $3.9 million reserved for the redemption of convertible subordinated debentures and $2.4 million related to outstanding letters of credit. The Company has paid all of its existing principal and interest obligations on indebtedness for borrowed money when due, including the cash interest payment made April 1, 1997 on Farm Fresh's 12.25% Senior Notes and 12.25% Senior Series A Notes (collectively, the "Notes"). However, the Company will require substantial cash flow to meet its future interest and principal repayment obligations under such indebtedness.

FF Holdings is a holding company with no independent operations from Farm Fresh. As a result, the ability of FF Holdings to meet its obligations is dependent upon Farm Fresh's ability to pay dividends to FF Holdings in an amount sufficient to satisfy such obligations. The ability of Farm Fresh to pay these dividends will be dependent upon Farm Fresh's future performance and its ability to refinance or restructure its existing debt, including Farm Fresh's revolving credit facility, which terminates in January 1998. Assuming FF Holdings elects to pay interest through the October 1, 1997 interest payment date by distributing additional Holding Company Notes in a principal amount equal to the interest then due, FF Holdings will be required to make level, semi-annual cash interest payments of $7.1 million to noteholders beginning April 1, 1998, through the maturity date of the Holding Company Notes. Even in the unlikely event that Farm Fresh has sufficient cash flow to pay the required dividends to FF Holdings, covenants in the indentures governing the Notes (the "Farm Fresh Indentures") and other instruments evidencing the Company's debt obligations will restrict Farm Fresh's ability to make cash dividend payments to FF Holdings. Assuming Farm Fresh were unable to make cash dividends to FF Holdings, FF Holdings would be unable to pay cash interest on the Holding Company Notes and would go into default under the indenture governing the Holding Company Notes (the "FF Holdings Indenture"). In the event of such a default, the trustee would be entitled to exercise all of its rights under the FF Holdings Indenture including the acceleration of the principal of the Holding Company Notes. It is also possible that such an event could lead the FF Holdings noteholders to acquire a controlling interest in Farm Fresh, which could in turn trigger a "Change of Control" as defined in the Farm Fresh Indentures. A change of control would require Farm Fresh to offer to repurchase the Notes, requiring an effective acceleration of the maturity of the Notes. There can be no assurance that Farm Fresh would be able to finance such a repurchase. If it were not able to finance such a repurchase, then Farm Fresh would be in default under the Farm Fresh Indentures. In anticipation of the potential inability of FF Holdings to pay interest on its obligations in April 1998 and the possible acquisition by the FF Holdings' noteholders of a controlling interest in Farm Fresh, management of the Company is currently exploring strategic alternatives to provide a long-term solution to the existing capital structure. However, there can be no assurance that options available to the Company will generate sufficient capital to satisfy its obligations.

The following table summarizes the Company's estimated debt service and net budgeted cash capital expenditures for fiscal 1997.


                                                                            (in thousands)
         Budgeted capital expenditures                                           $6,000
         Proceeds from sale of assets and lease assignments                      (3,300)
         Interest expense                                                        34,000
         Principal repayments of obligations under capital leases                 3,000
         Principal repayments of notes payable                                      800
         Payments under closed store accruals,
             net of imputed interest                                              1,900
         Working capital changes and other                                       (1,000)
                                                                                -------
                                                                                $41,400
                                                                                =======

Beginning April 1, 1997 the Company implemented a new short-term business strategy to improve its financial performance and liquidity. The focus is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores.

The Company's relationship with its suppliers is an important component of its liquidity. While the Company continues to explore its strategic alternatives, as discussed above, management expects that credit terms with suppliers will remain substantially consistent with past practices. However, if credit with its major suppliers is curtailed, the Company's liquidity would be adversely effected.

Based on the Company's ability to generate working capital through its operations and the amount available under the revolving credit facility, the Company believes that it has sufficient liquidity and financial resources to meet its obligations for fiscal 1997.

Capital Resources

The Company plans to fund cash capital expenditures of approximately $6.0 million with cash generated from operations and amounts available under Farm Fresh's revolving credit facility. The Company opened one new store in March operating under the name "3 Stores, 1 Roof". The Company does not intend to commence any additional new store construction in 1997. In the near term, the Company believes that a reduction or postponement of its new store program will not substantially impact current operations. However, in the long-term, if this program is substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted.

At December 28, 1996, the Company reflected three closed stores and several parcels of undeveloped land as assets held for sale on its balance sheet at the estimated net realizable value of the assets less costs to sell of $10.0 million. The Company sold one closed store and one parcel of land for gross proceeds of $2.8 million during the first two quarters of 1997, and is pursuing the sale of the remaining assets.

Part II - Other Information

Item 5.   Other Information

          Effective June 11, 1997, July 2, 1997, and July 9, 1997, respectively, Mr. Barton J. Winokur, Mr. Keith E. Alessi and Mr. Michael E. Julian resigned as directors of both Farm Fresh, Inc. and FF Holdings Corporation and the Company has not elected their successors as of the date of this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FF Holdings Corporation



Date   July 29, 1997
                                                 Richard D. Coleman
                                                 Executive Vice President,
                                                 Chief Financial Officer

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FF Holdings Corporation



Date   July 29, 1997                                   Richard D. Coleman /s/
    ------------------                           ----------------------------
                                                 Richard D. Coleman
                                                 Executive Vice President,
                                                 Chief Financial Officer