Form 10-Q
period 1997-09-06
FF HOLDINGS CORP
filed 1997-10-21
CIK 838448

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Quarter Ended   September 6, 1997                      Commission File Number   33-54928
                         -------------------                                             ----------



                             FF HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)




           DELAWARE                                    23-2506294
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


                     Class                                                   Outstanding shares at October 21, 1997
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

                                                                                   Page

Part I.  Financial Information:

  Item 1.  Unaudited Condensed Consolidated Financial Statements:

    Unaudited Condensed Consolidated Balance Sheets -
      December 28, 1996 and September 6, 1997                                         1

    Unaudited Condensed Consolidated Statements of Loss - 12 weeks ended
      September 7, 1996 and September 6, 1997 and
      36 weeks ended September 7, 1996 and September 6, 1997                          3

    Unaudited Condensed Consolidated Statement of Stockholders' Deficit -
      36 weeks ended September 6, 1997                                                4

    Unaudited Condensed Consolidated Statements of Cash Flows -
      36 weeks ended September 7, 1996 and September 6, 1997                          5

    Notes to Unaudited Condensed Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                             8

Part II.  Other Information                                                          11


                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                           December 28,          September 6,
            Assets                                               1996                 1997
            ------                                          -------------         ------------
                                                                                  (Unaudited)
Current assets:
  Cash                                                      $    853,560          $    622,313
  Accounts receivable, net of
     allowance for doubtful accounts
     of $1,003,038 at December 28, 1996 and
     $1,054,154 at September 6, 1997                          14,792,965            13,793,077
  Merchandise inventories:
     Assuming the first-in, first-out method                  54,164,510            46,753,916
     Less adjustment to the last-in, first-out method          3,355,394             3,632,315
                                                             -----------          ------------

                                                              50,809,116            43,121,601
                                                             -----------          ------------

  Prepaid expenses and other current assets                    1,355,115             2,429,190
                                                             -----------          ------------

       Total current assets                                   67,810,756            59,966,181
                                                            ------------          ------------

Assets held for sale                                           9,998,102             7,709,426

Property and equipment:
  Land                                                         8,727,365             8,727,365
  Buildings                                                   62,675,865            66,038,631
  Leasehold improvements                                      35,955,672            35,405,154
  Fixtures and equipment                                      87,093,915            91,228,974
  Transportation equipment                                       608,037               549,257
  Construction in progress                                       894,515                  -
                                                           -------------           -----------
                                                             195,955,369           201,949,381
  Less accumulated depreciation and amortization              91,778,403           100,832,903
                                                            ------------           -----------

       Net property and equipment                            104,176,966           101,116,478
                                                             -----------           -----------

Favorable lease rights, net of accumulated
  amortization of $6,961,559 at December 28, 1996
  and $7,392,091 at September 6, 1997                          3,540,441             3,105,929
Goodwill, net of accumulated amortization of
  $2,348,851 at December 28, 1996 and $3,286,677 at
  September 6, 1997                                            7,227,683             6,289,857
Deferred financing costs, net of accumulated
  amortization of $6,372,914 at December 28, 1996
  and $7,635,569 at Septembmer 6, 1997                         7,859,675             8,130,892
Other, net                                                       175,677               543,376
                                                            ------------          ------------

                                                            $200,789,300          $186,862,139
                                                             ===========           ===========

                                                                                    (continued)


                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)

       Liabilities and Stockholders' Deficit                                    December 28,              September 6,
                                                                                      1996                    1997
                                                                                                         (Unaudited)
Current liabilities:
  Revolving credit facility (notes 4 and 5)                                    $         -               $ 24,681,895
  Current installments of notes payable                                                801,467                377,916
  Current installments of obligations under capital leases                           3,040,132              3,240,878
  Convertible subordinated debentures (note 5)                                           -                  4,255,040
  Trade accounts payable                                                            36,149,820             26,000,868
  Accrued expenses:
     Licenses and other taxes                                                        5,407,620              5,187,148
     Interest                                                                       10,261,199             17,067,222
     Insurance claims                                                                4,125,522              6,632,846
     Other                                                                           7,710,665              6,784,900
                                                                                  ------------           ------------

           Total accrued expenses                                                   27,505,006             35,672,116
                                                                                  ------------           ------------
  Accrued costs relating to closed stores, current portion                           1,901,305              2,062,682
                                                                                  ------------          -------------

           Total current liabilities                                                69,397,730             96,291,395
                                                                                  ------------           ------------

Long-term debt, excluding current installments:
  Revolving credit facility                                                         24,289,957                  -
  Notes payable                                                                        919,698                643,095
  Obligations under capital leases                                                  33,958,653             36,764,569
  12.25% senior notes                                                              165,000,000            165,000,000
  12.25% senior notes, series A (note  6)                                           37,074,410             36,874,113
  14.25% senior notes (note 6)                                                      85,524,614             91,747,043
  Convertible subordinated debentures                                                4,380,243                  -
                                                                                  ------------            -----------

           Total long-term debt                                                    351,147,575            331,028,820
                                                                                   -----------            -----------

Accrued costs relating to closed stores                                              7,470,884              6,459,562
Deferred credits and other liabilities                                               3,424,988              2,707,417
                                                                                  ------------           ------------

           Total liabilities                                                       431,441,177            436,487,194
                                                                                   -----------            -----------

14.25% cumulative preferred stock, authorized 700,000 shares; issued 191,679 shares; stated at liquidation value of $100 per share plus accrued
  and unpaid dividends                                                              34,427,346             37,810,649

Stockholders' deficit:
  Class A common stock; $.01 par value; authorized
     2,500,000 shares; issued 41,480 shares                                                415                    415
  Class B common stock; $.01 par value; authorized
     3,500,000 shares; issued 2,458,520 shares                                          24,585                 24,585
  Class C common stock; $.01 par value, authorized
     and issued 1 share                                                                    -                     -
  Additional paid-in capital                                                        10,975,050             10,975,050
  Accumulated deficit                                                             (274,970,333)          (297,326,814)
  Stockholder loans                                                                 (1,108,940)            (1,108,940)
                                                                                  ------------           ------------

           Total stockholders' deficit                                            (265,079,223)          (287,435,704)
Commitments, contingencies and subsequent events (note 6)

                                                                                  $200,789,300           $186,862,139
                                                                                   ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statements of Loss
           12 Weeks Ended September 7, 1996 and September 6, 1997 and
             36 Weeks Ended September 7, 1996 and September 6, 1997
                                   (Unaudited)


                                                             12 weeks ended                              36 weeks ended
                                                    September 7,         September 6,            September 7,       September 6,
                                                        1996                  1997                    1996               1997
                                                  -----------------    -----------------       -----------------  -----------
Sales                                                 $ 180,581,478        $ 160,161,995           $539,568,127        $483,665,004

Cost of sales                                           139,406,428          121,721,424            414,371,763         367,590,863
                                                        -----------          -----------            -----------         -----------

      Gross profit                                       41,175,050           38,440,571            125,196,364         116,074,141

Depreciation and amortization                            (5,072,344)          (4,576,528)           (14,002,887)        (13,715,331)

Other selling, general and
      administrative expenses                           (31,893,044)         (28,356,991)           (96,394,420)        (86,851,066)

Interest expense                                        (10,679,035)         (10,867,444)           (31,553,453)        (32,825,647)

Loss on disposition of assets                              (153,910)          (2,105,470)              (251,239)         (1,665,818)

Other, net                                                  228,528                1,972                288,971              10,543
                                                        -----------          -----------            -----------         -----------

      Net loss                                           (6,394,755)          (7,463,890)           (16,716,664)        (18,973,178)

Dividends on cumulative preferred stock                  (1,007,248)          (1,141,798)            (2,960,498)         (3,383,303)
                                                        -----------          -----------            -----------         -----------

      Net loss to common stockholders                  $ (7,402,003)        $ (8,605,688)         $ (19,677,162)      $ (22,356,481)
                                                        ===========          ===========           ============        ============












See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Deficit
                        36 Weeks Ended September 6, 1997
                                   (Unaudited)



                                      Common stock                        Additional                    Total
                     Class A            Class B            Class C          Paid-in    Accumulated   Stockholder  Stockholders'
                 Shares  Amount    Shares    Amount     Shares  Amount      Capital      Deficit        Loans        Deficit
                -------  ------    ------    ------     ------  ------      -------      -------        -----        -------
Balance at
  December 28,
  1996           41,480  $  415   2,458,520   $24,585      1   $  -       10,975,050  (274,970,333)   (1,108,940)  (265,079,223)

Net loss          -          -         -         -         -      -             -     (18,973,178)         -        (18,973,178)

Preferred stock
  dividends       -          -         -         -         -      -             -      (3,383,303)         -         (3,383,303)
                ---------------------------------------------------- ---------------------------------------------------------------

Balance at
  September 6,
  1997           41,480  $  415   2,458,520   $24,585      1   $  -       10,975,050 (297,326,814)   (1,108,940)   (287,435,704)
                ========   ===== ==========  ========  =======  =======  ===========  ============ =============    ============






See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 36 Weeks Ended
                                                                                       September 7,         September 6,
                                                                                            1996                 1997
                                                                                       -------------        -------------
Cash flows from operating activities:
  Net loss                                                                             $ (16,716,664)        $ (18,973,178)
                                                                                        ------------          ------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                         14,002,887            13,715,331
    Additional 14.25% senior notes issued in lieu of interest                              5,368,021             6,160,215
    Loss on disposition of assets                                                            251,239             1,665,818
    Gain on conversion of convertible subordinated debentures                               (269,439)               (6,546)
    Amortization of premium on 12.25% senior notes, series A                                (179,263)             (200,297)
    Amortization of discount on 14.25% senior notes                                           35,577                62,214
    LIFO charge to earnings                                                                  276,300               276,921
    Noncash recognition of deferred revenue                                                 (792,581)             (738,116)
    Changes in assets and liabilities that increase (decrease) cash flows from operating activities:
       Accounts receivable, net                                                            1,140,293               999,888
       Merchandise inventories                                                             4,902,566             6,809,046
       Prepaid expenses and other current assets                                          (1,007,932)           (1,074,075)
       Trade accounts payable                                                                210,044           (10,148,952)
       Accrued expenses                                                                    5,818,991             8,167,110
       Accrued costs relating to closed stores                                            (1,441,392)             (999,945)
       Deferred credits and other liabilities                                                 97,612                20,545
       Other, net                                                                            246,199               (97,141)
                                                                                        ------------         -------------

          Total adjustments                                                               28,659,122            24,612,016
                                                                                         -----------           -----------

             Net cash provided by operating activities                                    11,942,458             5,638,838
                                                                                         -----------           -----------

Cash flows from investing activities:
  Acquisitions of property and equipment                                                 (16,316,415)           (4,589,472)
  Proceeds from sale of property and equipment                                             4,535,822             2,765,586
                                                                                         -----------           -----------

             Net cash used in investing activities                                       (11,780,593)           (1,823,886)
                                                                                         -----------           -----------

Cash flows from financing activities:
  Borrowings under revolving credit facility                                              98,225,233            77,456,500
  Repayments under revolving credit facility                                             (93,353,394)          (77,064,562)
  Repayments of long-term debt                                                              (780,351)             (655,741)
  Principal repayments of obligations under capital leases                                (1,363,656)           (2,085,454)
  Payment upon conversion of convertible subordinated debentures                          (3,344,791)             (163,070)
  Payment of financing costs                                                                (617,557)           (1,533,872)
                                                                                         -----------           -----------

             Net cash used in financing activities                                        (1,234,516)           (4,046,199)
                                                                                         -----------           -----------

Net decrease in cash                                                                      (1,072,651)             (231,247)

Cash at beginning of period                                                                2,322,320               853,560
                                                                                         -----------           -----------

Cash at end of period                                                                   $  1,249,669          $    622,313
                                                                                         ===========           ===========


                                                                                                                (continued)

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



Supplemental disclosures of cash flow information:


                                                                                         36 Weeks Ended
                                                                                September 7,       September 6,
                                                                                    1996               1997
                                                                               ---------------    -------------
   Cash paid during the period for:

        Interest                                                               $ 19,177,951       $ 19,797,414
                                                                                ===========        ===========

        Income taxes                                                           $       -          $       -
                                                                                ===============    ===========



Supplemental information on non-cash investing activities:

   During the 36 week periods ended September 7, 1996 and September 7, 1997, the Company entered into capital lease obligations of $4,277,847 and $5,092,116, respectively.





See accompanying notes to condensed consolidated financial statements.

                    FF HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 6, 1997
                                  (Unaudited)



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

4.   Revolving Credit Facility

     Farm Fresh's current revolving credit facility is scheduled to mature in January 1998 and therefore has been classified as a current liability on the accompanying September 6, 1997 Condensed Consolidated Balance Sheet.

5.   Convertible Subordinated Debentures

     Although the Farm Fresh's convertible subordinated debentures are convertible on demand, a portion of the revolving credit facility has been reserved to finance the conversion of all outstanding debentures as they occur. As a result of classifying the revolving credit facility as a current liability as of September 6, 1997 as discussed in Note 4, the convertible subordinated debentures have been classified as a current liability on the accompanying September 6, 1997 Condensed Consolidated Balance Sheet.

6.   Subsequent Events

     As previously announced, on September 9, 1997 Farm Fresh reached an agreement in principle for Richfood Holdings, Inc. to acquire substantially all of the operating assets of Farm Fresh and to assume substantially all of the operating liabilities, including all trade liabilities, of Farm Fresh (the "Acquisitions"), which Acquisition was approved by an informal committee comprised of holders of a substantial majority of Farm Fresh's 12.25% Senior Notes and 12.25% Senior Notes, Series A (collectively, the "Senior Notes"). The agreement in principle is subject to the negotiation and execution of a definitive agreement and the terms and conditions contained therein. The Acquisition transaction is expected to close during the first quarter of 1998. On October 1, 1997, Farm Fresh failed to make the required interest payment due under the Senior Notes as scheduled in order to preserve working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FF Holdings Corporation ("FF Holdings") is the parent of Farm Fresh, Inc. ("Farm Fresh"), a Virginia supermarket chain operating 47 supermarkets (FF Holdings and Farm Fresh collectively, the "Company"), FF Holdings has no independent operations from Farm Fresh. All statements and information herein, other than statements of historical fact, are forward looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate. These forward looking statements may be identified by the use of words such as "belief," "anticipate," and "expect," and concern, among other things, Farm Fresh's ability to maintain margins by adjusting its selling prices; its ability or inability to make cash dividends to FF Holdings and the consequences associated with such; its short-term business strategy; and its ability to maintain its credit terms with its suppliers. Many phases of the Company's operations are subject to influences outside its control. Any one or any combination of factors could have material adverse effect on Farm Fresh's business, financial condition and results of operations. These factors include Farm Fresh's dependence on its revolving credit facility, which is scheduled to mature in January 1998, capital expenditure limitations, economic, competitive and other factors affecting Farm Fresh's operations. The following discussion should be read in conjunction with Item 1. Unaudited Condensed Consolidated Financial Statements.

Comparison of 12 Weeks and 36 Weeks ended September 6, 1997 with 12 Weeks and 36 Weeks ended September 7, 1996.

Sales. Sales for the 12 week period ended September 6, 1997 decreased 11.3% to $160.2 million from $180.6 million for the comparable period in 1996. For the 36 week period ended September 6, 1997, sales were $483.7 million compared to $539.6 million for the corresponding period in 1996, a decrease of 10.4%. Same store sales for the third quarter of 1997 and year to date 1997 decreased 6.7% and 8.0%, respectively. The decrease in sales was attributable to the closure of four stores and the sale of two combination stores in 1996. The Company also closed a combination store, a super warehouse store and a "3 Stores, 1 Roof" store in 1997. The decrease in sales was partially offset by the opening of two stores operating under the name "3 Stores, 1 Roof", one in June 1996 (which was subsequently closed in 1997) and one in March 1997. Same store sales declined primarily as a result of the impact of nineteen new stores opened by competitors in the last twelve months.

Cost of Sales. Cost of sales amounted to $121.7 million and $367.6 million, each representing 76.0% of sales, in the 12 and 36 week periods in 1997, respectively, compared to $139.4 million, or 77.2% of sales, and $414.4 million, or 76.8% of sales, respectively, in the corresponding periods in 1996. This decrease as a percentage of sales was primarily due to improved promotional pricing practices and a shift in the sales mix to higher margin products.

Depreciation and Amortization. Depreciation and amortization for the 12 week period ended September 6, 1997 amounted to $4.6 million, a decrease of $0.5 million from the comparable period in 1996. For the 36 week period ended September 6, 1997, depreciation and amortization totalled $13.7 million, a decrease of $0.3 million from the comparable period in 1996.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the third quarter of 1997 and 1996 were $28.4 million and $31.9 million, respectively, each representing $17.7% of sales. Other selling, general and administrative expenses for the 36 week period ended September 6, 1997 were $86.8 million, compared to $96.4 million for the corresponding period in 1996, each representing 17.9% of sales. The decrease in selling, general and administrative expenses is primarily attributable to the reductions in variable expenses as a result of the decreased sales volume and the reduction in operating and administrative expenses in connection with the Company's short-term cost reduction strategy implemented in March 1997.

Interest Expense. Interest expense for the 12 week periods ended September 6, 1997 was $10.9 million compared to $10.7 million for the comparable period in 1996. For the 36 weeks ended September 6, 1997, interest expense totalled $32.8 million, an increase of $1.3 million over the same period in 1996. The increase is primarily attributable to a higher average outstanding balance on Farm Fresh's revolving credit facility, an increase in capital lease obligations and higher outstanding amount of FF Holdings' 14.25% Senior Notes (the "Holding Company Notes") due to interest paid in additional notes rather than cash.

Loss on Disposition of Assets. The Company recognized a loss on disposition of assets of $2.1 million and $1.7 million, respectively, in the 12 weeks and 36 weeks ended September 6, 1997 compared to a loss of approximately $0.2 million in the comparable periods in 1996. During 1997, the Company recorded a loss of $2.4 million related to the writeoff of leasehold improvements applicable to two closed stores. This loss was partially offset by the aggregate gain realized on the sale of an outparcel and a partnership interest of $0.7 million.

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

Liquidity and Capital Resources

Liquidity
Cash flow from operations as well as amounts available under Farm Fresh's existing revolving credit facility, which is scheduled to mature in January 1998, represent the Company's primary sources of short-term liquidity. At September 6, 1997, Farm Fresh had approximately $15.3 million available under the revolving credit facility subject to certain borrowing base limitations, less $3.9 million reserved for the redemption of convertible subordinated debentures and $2.3 million related to outstanding letters of credit.

As previously announced, on September 9, 1997 Farm Fresh reached an agreement in principle for Richfood Holdings, Inc. to acquire substantially all of the operating assets of Farm Fresh and to assume substantially all of the operating liabilities, including all trade liabilities, of Farm Fresh (the "Acquisitions"), which Acquisition was approved by an informal committee comprised of holders of a substantial majority of Farm Fresh's 12.25% Senior Notes and 12.25% Senior Notes, Series A (collectively, the "Senior Notes"). The agreement in principle is subject to the negotiation and execution of a definitive agreement and the terms and conditions contained therein. The Acquisition transaction is expected to close during the first quarter of 1998. Farm Fresh will seek to negotiate an extension of the maturity date of Farm Fresh's existing revolving credit facility or, if applicable, a replacement facility. There can be no guarantee, however, that Farm Fresh will be able to complete such an extension or refinancing, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place. On October 1, 1997, Farm Fresh failed to make the required interest payment due under the Senior Notes as scheduled in order to preserve working capital. There can be no assurance that the acquisition transaction, or any other options available to Farm Fresh, will generate sufficient capital to satisfy its obligations.

FF Holdings is a holding company with no independent operations from Farm Fresh. As a result, the ability of FF Holdings to meet its obligations is dependent upon Farm Fresh's ability to pay dividends to FF Holdings in an amount sufficient to satisfy such obligations. The ability of Farm Fresh to pay these dividends will be dependent upon Farm Fresh's future performance and its ability to refinance or restructure its existing debt, including Farm Fresh's revolving credit facility, which is scheduled to mature in January 1998. FF Holdings will be required to make level, semi-annual cash interest payments of $7.1 million to noteholders beginning April 1, 1998, through the maturity date of Holding Company Notes. Even in the unlikely event that Farm Fresh has sufficient cash flow to pay the required dividends to FF Holdings, covenants in the indentures governing the Notes (the "Farm Fresh Indentures") and other instruments evidencing the Company's debt obligations will restrict Farm Fresh's ability to make cash dividend payments to FF Holdings. Assuming Farm Fresh were unable to make cash dividends to FF Holdings, FF Holdings would be unable to pay cash interest on the Holding Company Notes and would go into default under the indenture governing the Holding Company Notes (the "FF Holdings Indenture"). In the event of such a default, the trustee would be entitled to exercise all of its rights under the FF Holdings Indenture including the acceleration of the principal of the Holding Company Notes. It is also possible that such an event could lead the FF Holdings noteholders to acquire a controlling interest in Farm Fresh, which could in turn trigger a "Change of Control" as defined in the Farm Fresh Indentures. A change of control would require Farm Fresh to offer to repurchase the Notes, requiring an effective acceleration of the maturity of the Notes. There can be no assurance that Farm Fresh would be able to finance such a repurchase. If it were not able to finance such a repurchase, then Farm Fresh would be in default under the Farm Fresh Indentures. There can be no assurance that the acquisition transaction, or any other options available to the Company, will generate sufficient capital to satisfy its obligations.

Beginning April 1, 1997 the Company implemented a new short-term business strategy to improve its financial performance and liquidity. The focus is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores.

The Company's relationship with its suppliers is an important component of its liquidity. While the Company continues to pursue the Acquisition, discussed above, management expects that credit terms with suppliers will remain substantially consistent with past practices. However, if credit with its major suppliers is curtailed, the Company's liquidity would be adversely effected.

Capital Resources

The Company plans to fund cash capital expenditures of approximately $5.0 million with cash generated from operations and amounts available under Farm Fresh's revolving credit facility. The Company opened one new store in March 1997 operating under the name "3 Stores, 1 Roof". The Company does not intend to commence any additional new store construction in 1997. In the near term, the Company believes that a reduction or postponement of its new store program will not substantially impact current operations. However, in the long-term, if this program is substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted.

At December 28, 1996, the Company reflected three closed stores and several parcels of undeveloped land as assets held for sale on its balance sheet at the estimated net realizable value of the assets less costs to sell of $10.0 million. The Company sold one closed store and one parcel of land for gross proceeds of $2.8 million during the first three quarters of 1997.

Part II - Other Information

Item 5.   Other Information

      On September 15, 1997, the Company's Bylaws were amended to provide that the Company's Board of Directors consist of four members, and Richard E. Mayberry, Jr. was elected to fill the vacant position.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 FF Holdings Corporation



Date  October 21, 1997
                                                 ----------------------------
                                                 Richard D. Coleman
                                                 Executive Vice President,
                                                 Chief Financial Officer

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 FF Holdings Corporation



Date  October 21, 1997                                 Richard D. Coleman /s/
    -------------------                          ----------------------------
                                                 Richard D. Coleman
                                                 Executive Vice President,
                                                 Chief Financial Officer